Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2013-03-29
CIK 1552327

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark
One)

   X
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number of Issuing Entity: 333-167764-03
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
(Exact name of Issuing Entity as specified in its charter)
Morgan Stanley Capital I Inc.
(Exact name of Depositor as specified in its charter)
Bank of America, National Association
Morgan Stanley Mortgage Capital Holdings LLC
(Exact name of Sponsor as specified in its charter)

New York
46-0681099
46-0700929
46-0709593
46-6179199
46-6181739
(State or Other Jurisdiction of Incorporation of issuing entity)
(I.R.S. Employer Identification No.)
c/o Morgan Stanley Capital I Inc.
1585 Broadway, New York, NY
10036
(Address of Principal Executive Offices of issuing entity)
(Zip Code)
(212) 762-6148
(Telephone number, including area code, of issuing entity)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.
Yes
X  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
Yes
X  No

Note  Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               X  Yes          No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
X  Yes
No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this
Form 10-K.

                                                     Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer
Accelerated filer
Non-accelerated filer  X
Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                   Yes        X  No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
                                                   Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                   Not applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.
                                                   Not applicable.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holder; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley Capital I
Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a
Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor,
U.S. Bank National association, as Trustee, Certificate Administrator, Certificate Registrar and
Authenticating Agent, Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the
Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.1 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Mortgage
Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current
Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Bank of America, National
Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on
Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A
filed on October 18, 2012 and incorporated by reference herein)
PART I
Item 1.
Business
Omitted
Item 1A.
Risk Factors
Omitted
Item 1B. Unresolved Staff Comments.
None
Item 2.
Properties
Omitted
Item 3.
Legal Proceedings
Omitted
Item 4.
Mine Safety Disclosures
Omitted

PART II
Item 5.
Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Omitted
Item 6.
Selected Financial Data
Omitted
Item 7.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Omitted
Item 7A.
Quantitative and Qualitative Disclosures About Market Risk
Omitted
Item 8.
Financial Statements and Supplementary Data
Omitted
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Omitted
Item 9A.
Controls and Procedures
Omitted
Item 9B.
Other Information.
Omitted
PART III
Item 10.
Directors, Executive Officers and Corporate Governance.
Omitted
Item 11.
Executive Compensation.
Omitted
Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Omitted
Item 13.
Certain Relationships and Related Transactions, and Director Independence
Omitted
Item 14.
Principal Accountant Fees and Services

Omitted
PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS
BEING PROVIDED IN THIS REPORT ON FORM 10-K:
Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets - Financial Information.
The mortgaged property securing the Legg Mason Tower loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the
2012 fiscal year is $13,689,870.00.
Item 1114(b)(2) of Regulation AB. Credit Enhancement and Other Support, Except for Certain Derivatives
Instruments    Financial Information.
No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.
Item 1115(b) of Regulation AB. Certain Derivatives Instruments - Financial Information.
No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.
Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no pending legal proceeding (or legal proceeding contemplated by governmental authorities) against the sponsors, depositor, trustee, issuing entity, servicers, originators or other parties contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders as described under Item 1117 of Regulation AB.
Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a
424(b)(5) filing dated July 27, 2012.
Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Exhibit 33 and Exhibit 34.
Item 1123 of Regulation AB. Servicing Compliance Statement.
See Exhibit 35
PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(a)
Exhibits
(4.1) Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley
Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland
Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs
Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate
Administrator, Certificate Registrar and Authenticating Agent, Wells Fargo Bank, National
Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A
filed on October 18, 2012 and incorporated by reference herein)

31. Rule 13a-14(d)/15d-14(d) Certification.
33. Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer
33.2 Bank of America, National Association as Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
34. Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer
34.2 Bank of America, National Association as Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
35. Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer
35.2 Bank of America, National Association as Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer
35.4 Situs Holdings, LLC as Trust Advisor
35.5 U.S. Bank National Association as Certificate Administrator

35.6 Wells Fargo Bank, National Association as Custodian
99.1 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley
Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the
Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Bank of America,
National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's
Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on
Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
(b)
See (a) above
(c)
Not Applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Morgan Stanley Capital I Inc.
(Depositor)
By:    /s/  Steven Stern
Name: Steven Stern
Title: President
(senior officer in charge of securitization of the
depositor)
Dated: March 28, 2013

EXHIBIT INDEX
Exhibit
Description
(4.1) Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley
Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland
Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings,
LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator,
Certificate Registrar and Authenticating Agent, Wells Fargo Bank, National Association, as
Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October
18, 2012 and incorporated by reference herein)
31
Rule 13a-14(d)/15d-14(d) Certification.
33
Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
33.2 Bank of America, National Association as Master Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant
34
Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
34.2 Bank of America, National Association as Master Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC, as Servicing Function Participant

Exhibit
Description
35
Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
35.2 Bank of America, National Association as Master Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
35.4 Situs Holdings, LLC as Trust Advisor
35.5 U.S. Bank National Association as Certificate Administrator
35.6 Wells Fargo Bank, National Association as Custodian
99.1 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley
Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the
Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.2 Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Bank of America,
National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's
Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form
8-K/A filed on October 18, 2012 and incorporated by reference herein)