Form 10-K/A
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2013-10-07
CIK 1552327

{00034561.DOC}

SF1 1652472v.2
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
(Exact name of Sponsor as specified in their charters)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.  (  )Yes  ( x) No

{00034561.DOC}

SF1 1652472v.2
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
(   )Yes   (x) No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange Act from their obligations under those Sections.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(x) Yes     (   ) No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files).  (x) Yes   (   ) No

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
Non-accelerated filer (x)
Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  (  ) Yes   (x) No

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
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
Not applicable.

{00034561.DOC}

SF1 1652472v.2
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I,
Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.
The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 24, 1980).
4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley Capital I
Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a
Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor,
U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and
Authenticating Agent, and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to
the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference
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
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A
filed on October 18, 2012 and incorporated by reference herein)
EXPLANATORY NOTE
The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31,
2012, as filed with the Securities and Exchange Commission on March 29, 2013 (the "Original Form 10-K"), is (i)
to file a revised Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National
Association, as Custodian, dated August 12, 2013 as a replacement to the Report on Assessment of Compliance with
Servicing Criteria filed as Exhibit 33.6 to the Original Form 10-K, and (ii) to file a revised Attestation Report on
Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association, as Custodian, dated
August 12, 2013 as a replacement to the Attestation Report on Assessment of Compliance with Servicing Criteria filed as Exhibit 34.6 to the Original Form 10-K. Each such replacement is being made as a result of the receipt by the registrant of a letter, dated August 13, 2013, from the Corporate Trust Services Division of Wells Fargo Bank,
National Association, a copy of which is filed as Exhibit 99.4 to the registrant's Annual Report on Form 10-K, notifying the registrant of the revised reports referred to in the preceding sentence and providing certain explanatory information related to those reports and certain reports previously delivered by Wells Fargo Bank, National
Association, as Custodian. No other changes have been made to the Original Form 10-K other than the change described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

{00034561.DOC}

SF1 1652472v.2
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
None.
PART III
Item 10.
Directors, Executive Officers and Corporate Governance.
Omitted
Item 11.
Executive Compensation.
Omitted

{00034561.DOC}

SF1 1652472v.2
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

{00034561.DOC}

SF1 1652472v.2
PART IV
Item 15.
Exhibits and Financial Statement Schedules.
(a)
Exhibits
(4.1) Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley
Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland
Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs
Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate
Administrator, Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National
Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A
filed on October 18, 2012 and incorporated by reference herein)
31. Rule 13a-14(d)/15d-14(d) Certification.
33. Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer (filed as Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
33.2 Bank of America, National Association as Master Servicer (filed as Exhibit 33.2 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer (filed as Exhibit 33.3 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
33.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 33.4 to the Registrant's
Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 33.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant (filed as
Exhibit 33.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34. Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer (filed as Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
34.2 Bank of America, National Association as Master Servicer (filed as Exhibit 34.2 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)

{00034561.DOC}

SF1 1652472v.2
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer (filed as Exhibit 34.3 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
34.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 34.4 to the Registrant's
Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 34.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant (filed as
Exhibit 34.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35. Item 1123 Servicer Compliance Statements
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary
Servicer (filed as Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
35.2 Bank of America, National Association as Master Servicer (filed as Exhibit 35.2 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special
Servicer (filed as Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on
March 29, 2013 and incorporated by reference herein)
35.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 35.4 to the Registrant's
Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 35.5 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.6 Wells Fargo Bank, National Association as Custodian (filed as Exhibit 35.6 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by
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
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National

{00034561.DOC}

SF1 1652472v.2
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on
Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.4 Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank,
National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association, as
Custodian.
(b)
See (a) above
(c)
Not Applicable

{00034561.DOC}

SF1 1652472v.2
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Morgan Stanley Capital I Inc.
(Depositor)
By: /s/ Steven Stern
Name: Steven Stern
Title: President
(senior officer in charge of securitization of the
depositor)
Dated: October 7, 2013

{00034561.DOC}

SF1 1652472v.2
EXHIBIT INDEX
Exhibit
Description
(4.1) Pooling and Servicing Agreement, dated as of July 1, 2012, by and among Morgan Stanley
Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland
Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings,
LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator,
Certificate Registrar and Authenticating Agent, and Wells Fargo Bank, National Association, as
Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October
18, 2012 and incorporated by reference herein)

Rule 13a-14(d)/15d-14(d) Certification.

Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
(filed as Exhibit 33.1 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.2 Bank of America, National Association as Master Servicer (filed as Exhibit 33.2 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
(filed as Exhibit 33.3 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 33.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 33.5 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant (filed as Exhibit 33.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)

{00034561.DOC}

SF1 1652472v.2
Exhibit
Description

Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
(filed as Exhibit 34.1 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.2 Bank of America, National Association as Master Servicer (filed as Exhibit 34.2 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
(filed as Exhibit 34.3 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 34.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 34.5 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant (filed as Exhibit 34.7 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)

Item 1123 Servicer Compliance Statements
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
(filed as Exhibit 35.1 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.2 Bank of America, National Association as Master Servicer (filed as Exhibit 35.2 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
(filed as Exhibit 35.3 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.4 Situs Holdings, LLC as Trust Advisor (filed as Exhibit 35.4 to the Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.5 U.S. Bank National Association as Certificate Administrator (filed as Exhibit 35.5 to the
Registrant's Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)
35.6 Wells Fargo Bank, National Association as Custodian (filed as Exhibit 35.6 to the Registrant's
Annual Report on Form 10-K filed on March 29, 2013 and incorporated by reference herein)

{00034561.DOC}

SF1 1652472v.2
Exhibit
Description
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
99.3 Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National
Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National
Association, as primary servicer. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form
8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.4 Letter dated August 13, 2013 from the Corporate Trust Services Division of Wells Fargo Bank,
National Association as Custodian to the Registrant regarding compliance with applicable servicing criteria for asset-backed securities by Wells Fargo Bank, National Association as Custodian.