Form 10-K
period 2013-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2014-04-15
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-167764-03
Commission File Number of Issuing entity:

Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5

(Exact name of issuing entity as specified in its charter)

MORGAN STANLEY CAPITAL I INC.
(Exact name of registrant as specified in its charter)

Bank of America, National Association
Morgan Stanley Mortgage Capital Holdings LLC
(Exact name of sponsors as specified in their charters)

46-0681099
46-0700929
46-0709593
46-6179199
46-6181739
(I.R.S. Employer Identification No.)

New York
(State or other jurisdiction of incorporation or organization of the issuing entity)

c/o Morgan Stanley Capital I Inc.
1585 Broadway, New York, NY
(Address of principal executive offices of issuing entity)

10036
(Zip Code)

(212) 762-6148
(Telephone number, including area code of issuing entity)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ X ]

Note- Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website , if any, every Intreractive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).
Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One)
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.
Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the last practicable date.
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holder; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Mine Safety Disclosures
Omitted.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10K

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets- Financial Information.
The mortgaged property securing the Legg Mason Tower Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2013 fiscal year is $15,298,216.

Item 1114(b)(2) of Regulation AB.Credit Enhancement and Other Support, Except for Certain Derivatives Instruments- Financial Information.
No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

Item 1115(b) of Regulation AB. Certain Derivatives Instruments- Financial Information.
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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.
The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2013, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association discloses that material instances of noncompliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(i) and 1122(d)(4)(x)(c) of Regulation AB. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.7.
There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to KeyBank National Association’s determination that there were material instances of noncompliance at the platform level.
The remainder of the paragraphs in this response to Item 1122 were provided by KeyBank National Association

1) Key Bank National Association (Key) has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(i) and 1122(d)(4)(x)(c) applicable to the commercial loans securitized during the year ended December 31, 2013, as follows:
i) 1122(d)(4)(i) - Collateral or security on pool assets is maintained as required by the transaction agreements or related pool asset documents.
ii) 1122(d)(4)(x)(c) - Regarding any funds held in trust for an obligor (such as escrow accounts): Such funds are returned to the obligor within 30 calendar days of full repayment of the related pool asset, or such other number of days specified in the transaction agreements
2) Key has implemented the following remediation procedures:
i) 1122(d)(4)(i) - Regarding UCC filings, it was discovered, upon transfer of the servicing to Key from the previous servicer, that two loans did not have appropriate UCC filings originally filed or continued. The loans have since been corrected, and Key determined that no liens were filed in front of the UCC filing. All loans, for which servicing was transferred to Key during 2013, have been reviewed, and, the filings are being maintained in accordance with the transaction agreements.
ii) 1122(d)(4)(x)(c) - Escrow funds were not returned to the obligor within 30 calendar days of repayment. Appropriate steps have been taken, including monthly status meetings, meeting minutes, and revised procedures to insure that the refund of escrows occurs within 30 calendar days of full repayment.

Item 1123 of Regulation AB. Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits
(4.1)Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings,LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification
33	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
33.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 KeyBank National Association as Master Servicer from June 24, 2013
33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant.

34	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
34.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 KeyBank National Association as Master Servicer from June 24, 2013
34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant.

35	Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
35.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
35.4 U.S. Bank National Association as Certificate Administrator
35.5 Wells Fargo Bank, National Association as Custodian
35.6 KeyBank National Association as Master Servicer from June 24, 2013

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein).

b) See Item (a) above.
c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN STANLEY CAPITAL I INC
(Depositor)

By:/s/ Steven Stern
Name:Steven Stern
Title: President
(Senior Officer in Charge of securitization of the depositor)

Date: April 14, 2014

EXHIBIT INDEX

EXHIBIT DESCRIPTION
(4.1)Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings,LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification
33	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
33.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 33.1)
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 KeyBank National Association as Master Servicer from June 24, 2013
33.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant.

34	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
34.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 34.1)
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 KeyBank National Association as Master Servicer from June 24, 2013
34.8 Berkadia Commercial Mortgage LLC, as Servicing Function Participant.

35	Item 1123 Servicer Compliance Statement
35.1 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer
35.2 Bank of America, National Association as Master Servicer prior to June 24, 2013
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer (see Exhibit 35.1)
35.4 U.S. Bank National Association as Certificate Administrator
35.5 Wells Fargo Bank, National Association as Custodian
35.6 KeyBank National Association as Master Servicer from June 24, 2013

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)
99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 28, 2013 and incorporated by reference herein).