Form 10-K
period 2014-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2015-03-31
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code of issuing entity)

Securities registered pursuant to Section 12(b) of the Act:	None.
Securities registered pursuant to Section 12(g) of the Act:	None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Not Applicable.

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

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
Not Applicable.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Not Applicable.

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
None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.
The mortgaged property securing the Legg Mason Tower Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2014 fiscal year is $18,430,437.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.
No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).
No entity or group of affiliated entities provides any derivative instruments for the certificates as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no legal proceedings pending against the sponsors, depositor, trustee, Issuing Entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated December 13, 2013, and other than the following:

In June 2014, a civil complaint was filed in the Supreme Court of the State of New York, New York County, by a group of institutional investors against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs are investment funds formed by nine investment advisors (AEGON, BlackRock, Brookfield, DZ Bank, Kore, PIMCO, Prudential, Sealink and TIAA) that purport to be bringing suit derivatively on behalf of 841 RMBS trusts that issued $771 billion in original principal amount of securities between 2004 and 2008. According to the plaintiffs, cumulative losses for these RMBS trusts equal $92.4 billion as of the date of the complaint. The complaint is one of six similar complaints filed against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo) by certain of these plaintiffs. The complaint against U.S. Bank alleges the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and asserts causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaint also asserts that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches by mortgage loan servicers and that the trustee purportedly failed to abide by appropriate standards of care following events of default. Relief sought includes money damages in an unspecified amount and equitable relief. In November 2014, the plaintiffs sought leave to voluntarily dismiss their original state court complaint and filed a substantially similar complaint in the United States District Court for the Southern District of New York. The federal civil complaint added a class action allegation and a change in the total number of named trusts to 843 RMBS trusts. In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court complaint was granted. Other cases alleging similar causes of action have previously been filed against U.S. Bank and other trustees by RMBS investors in other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities ("RMBS") trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York against Wells Fargo Bank, N.A., alleging claims against the bank in its capacity as trustee for 274 residential mortgage backed securities ("RMBS") trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank, N.A. alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank, N.A. and other trustees by RMBS investors in these and other transactions. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank, N.A. denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
The information regarding this Item has been disclosed in the Prospectus of the Issuing Entity filed in a 424(b)(5) filing dated July 27, 2012.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance with applicable servicing criteria for the twelve months ended December 31, 2014, furnished pursuant to Item 1122 of Regulation AB by Key Bank National Association discloses that material instances of non-compliance occurred with respect to the servicing criteria described in Item 1122(d)(4)(xv) of Regulation AB with respect to a transaction other than the transaction to which this Form 10-K relates. Such assessment of compliance is attached to this Form 10-K as Exhibit 33.1.

There were no instances of noncompliance for the transaction to which this Form 10-K relates that led to KeyBank National Association’s determination that there were material instances of noncompliance at the platform level.

The remainder of the paragraphs in this response to Item 1122 were provided by KeyBank National Association, and references to “KeyBank” in such paragraphs are references to KeyBank National Association.

1) KeyBank has identified the following material instances of noncompliance with servicing criteria 1122(d)(4)(xv) during the calendar year ended December 31, 2014 with respect to a transaction to which this Form 10-K does not relate:

1122(d)(4)(xv) – Any external enhancement or other support, identified in Item1114(a)(1) through (3) or item 1115 of Regulation AB, is maintained as set forth in the transaction agreements.

2) KeyBank has implemented the following remediation procedures:

1122(d)(4)(xv) - Regarding external enhancements, specifically letters of credit, it was discovered, upon transfer of the servicing of the mortgage loans to KeyBank from the previous servicer, that not all loans properly named KeyBank as the beneficiary on the letters of credit. A compliance test was performed on a sample of 19 loans and of this sample, 6 loans were identified in which the letters of credit, representing the external enhancements, were not transferred to KeyBank and therefore represent exceptions. The noncompliance in Item 1122 (d)(4)(xv) related to a servicing portfolio acquired by KeyBank during the previous year where the beneficiary of credit enhancements was not updated subsequent to acquisition. The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans have been identified, (ii) borrower contact has been initiated, (iii) corrective actions are underway and are being tracked and monitored by senior management, (iv) procedures have been revised to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training has been provided to the relevant staff members to prevent a recurrence, and (vi) updates will be made to software systems to assist staff members with compliance.

During the calendar year ended December 31, 2014, no demands were made upon any of the impacted letters of credit, and thus, none of the affected transactions were materially impacted.

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits
4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 KeyBank National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 33.2)
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant

34	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 KeyBank National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 34.2)
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant

35	Item 1123 Servicer Compliance Statements
35.1 KeyBank National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 35.2)
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

MORGAN STANLEY CAPITAL I INC.
(Depositor)

/s/ Kevin Ng
Name: Kevin Ng
Title: President
Date: March 25, 2015	(senior officer in charge of securitization of the depositor)

EXHIBIT INDEX

EXHIBIT DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as Depositor, Bank of America, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, Certificate Administrator, Certificate Registrar and Authenticating Agent and Wells Fargo Bank, National Association, as Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on October 18, 2012 and incorporated by reference herein)

31	Rule 13a-14(d)/15d-14(d) Certification

33	Item 1122 Compliance with Applicable Servicing Criteria - Assessments
33.1 KeyBank National Association as Master Servicer
33.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
33.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 33.2)
33.4 Situs Holdings, LLC as Trust Advisor
33.5 U.S. Bank National Association as Certificate Administrator
33.6 Wells Fargo Bank, National Association as Custodian
33.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant

34	Item 1122 Compliance with Applicable Servicing Criteria - Attestations
34.1 KeyBank National Association as Master Servicer
34.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
34.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 34.2)
34.4 Situs Holdings, LLC as Trust Advisor
34.5 U.S. Bank National Association as Certificate Administrator
34.6 Wells Fargo Bank, National Association as Custodian
34.7 Berkadia Commercial Mortgage LLC as Servicing Function Participant

35	Item 1123 Servicer Compliance Statements
35.1 KeyBank National Association as Master Servicer
35.2 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer
35.3 Midland Loan Services, a Division of PNC Bank, National Association as Primary Servicer (see Exhibit 35.2)
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