Form 10-K
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2016-03-30
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

333-167764-03
Commission File Number of issuing entity:

Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
(Central Index Key Number 0001552327)
(Exact name of issuing entity as specified in its charter)

Morgan Stanley Capital I Inc.
(Central Index Key Number 0001547361)
(Exact name of registrant as specified in its charter)

Morgan Stanley Mortgage Capital Holdings LLC
(Central Index Key Number 0001541557)
Bank of America, National Association
(Central Index Key Number 0001102113)
(Exact names of sponsors as specified in their charters)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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
Not Applicable.

EXPLANATORY NOTES
Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The trust advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. While the trust advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the trust advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

• KeyBank National Association is the current master servicer under the MSBAM 2012-C5 pooling and servicing agreement. Bank of America, National Association’s rights and obligations as master servicer under the MSBAM 2012-C5 pooling and servicing agreement were assigned to a predecessor of KeyBank National Association in June 2013.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• KeyBank National Association, as master servicer, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association, and Berkadia Commercial Mortgage LLC, in each case as a sub-servicer in respect of the entire mortgage pool for the reporting period.

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

Item 14. Principal Accounting Fees and Services.
Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.
The mortgaged property securing the Legg Mason Tower Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2015 fiscal year is $18,126,649.30.

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

Item 1117 of Regulation AB, Legal Proceedings.
The registrant knows of no legal proceeding pending against the sponsors, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to security holders, other than as disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 27, 2012, and other than as follows:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A., in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a civil complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to (i) enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default purportedly caused by breaches by mortgage loan servicers, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases (collectively, the “Additional Complaints”) alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the same court by RMBS investors in these and other transactions, and these cases have been consolidated before the same judge. On January 19, 2016, an order was entered in connection with the Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Complaint; the District Court also allowed Plaintiffs to file amended complaints if they so chose, and three amended complaints have been filed. There can be no assurances as to the outcome of the litigation, or the possible impact of the litigation on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”), filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and intend to contest the claims asserted against them.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities ("RMBS") trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee's purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above with the most substantial case being: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 794 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.). Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

There can be no assurance as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits
4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as custodian, and U.S. Bank National Association, as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 KeyBank National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 34.4)

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 KeyBank National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 35.4)

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 28, 2013 under SEC File No. 333-167764-03 and incorporated by reference herein).

b) See Item (a) above.
c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
(Depositor)

By: /s/ George Kok
George Kok, President (senior officer in
charge of securitization of the depositor)
Date: March 30, 2016

EXHIBIT INDEX

EXHIBIT DESCRIPTION

4.1 Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as custodian, and U.S. Bank National Association, as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.
33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Trust Advisor
33.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 33.4)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 KeyBank National Association, as Master Servicer
34.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
34.5 Situs Holdings, LLC, as Trust Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 34.4)

35 Servicer compliance statements.
35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 KeyBank National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 35.4)

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.3 to the registrant's Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).
99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on June 28, 2013 under SEC File No. 333-167764-03 and incorporated by reference herein).