Form 10-K
period 2016-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2017-03-31
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
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

10036
(Zip Code)

(212) 762-6148
(Registrant’s telephone number, including area code of issuing entity)

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

Not Applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the last practicable date.

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

Not Applicable.

EXPLANATORY NOTES

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

●	The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

●	The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. While the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

●	KeyBank National Association is the current master servicer under the MSBAM 2012-C5 pooling and servicing agreement. Bank of America, National Association’s rights and obligations as master servicer under the MSBAM 2012-C5 pooling and servicing agreement were assigned to a predecessor of KeyBank National Association in June 2013.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

●	KeyBank National Association, as master servicer, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association, and Berkadia Commercial Mortgage LLC, in each case as a sub-servicer in respect of the entire mortgage pool for the reporting period.

PART I

Item 1. Business.

Omitted.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Omitted.

Item 3. Legal Proceedings.

Omitted.

Item 4. Mine Safety Disclosures

Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6. Selected Financial Data.

Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Legg Mason Tower Mortgage Loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2016 fiscal year is $18,540,956.51.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business. Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer. Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association, as special servicer, and Berkadia, as master servicer. The action was brought in connection with the determinations by KeyBank National Association (“KeyBank”) and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City. KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust. KeyBank’s and Berkadia’s motions to dismiss the lawsuit were granted with prejudice on November 28, 2016. The plaintiff has filed a notice of appeal.

Since 2014 various plaintiffs or groups of plaintiffs, primarily investors, have filed claims against U.S. Bank National Association (“U.S. Bank”), in its capacity as trustee or successor trustee (as the case may be) under certain residential mortgage backed securities (“RMBS”) trusts. The plaintiffs or plaintiff groups have filed substantially similar complaints against other RMBS trustees, including Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and Wells Fargo. The complaints against U.S. Bank allege the trustee caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers for these RMBS trusts and assert causes of action based upon the trustee’s purported failure to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties concerning loan quality. The complaints also assert that the trustee failed to notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and that the trustee purportedly failed to abide by a heightened standard of care following alleged events of default.

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

U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Exhibits

4.1	Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as custodian, and U.S. Bank National Association, as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor
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
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 34.4)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 KeyBank National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 35.4)

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2013 under SEC File No. 333-167764-03 and incorporated by reference herein).

b) See Item (a) above.

c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
(Depositor)

	By:	/s/ George Kok
George Kok, President (senior officer in charge of securitization of the depositor)

Date: March 31, 2017

EXHIBIT INDEX

EXHIBIT	DESCRIPTION

4.1	Pooling and Servicing Agreement, dated as of July 1, 2012, between Morgan Stanley Capital I Inc., as depositor, Bank of America, National Association, as master servicer, Midland Loan Services, a Division of PNC Bank, National Association, as special servicer, Situs Holdings, LLC, as trust advisor, Wells Fargo Bank, National Association, as custodian, and U.S. Bank National Association, as trustee, certificate administrator, certificate registrar and authenticating agent (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

31	Rule 13a-14(d)/15d-14(d) Certifications.

33	Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
33.5 Situs Holdings, LLC, as Operating Advisor
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
34.5 Situs Holdings, LLC, as Operating Advisor
34.6 Berkadia Commercial Mortgage LLC, as Primary Servicer
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 34.4)

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 KeyBank National Association, as Master Servicer
35.4 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer
35.5 Berkadia Commercial Mortgage LLC, as Primary Servicer
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 35.4)

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2013 under SEC File No. 333-167764-03 and incorporated by reference herein).