Form 10-K
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2019-03-29
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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

Not Applicable.

EXPLANATORY NOTES

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

●	The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

●	The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. While the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

●	KeyBank National Association is the current master servicer under the MSBAM 2012-C5 pooling and servicing agreement. Bank of America, National Association’s rights and obligations as master servicer under the MSBAM 2012-C5 pooling and servicing agreement were assigned to a predecessor of KeyBank National Association in June 2013.

●	Rialto Capital Advisors, LLC is the current special servicer under the MSBAM 2012-C5 pooling and servicing agreement. In April 2018, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSBAM 2012-C5 pooling and servicing agreement and was succeeded by Rialto Capital Advisors, LLC.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Legg Mason Tower loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2018 fiscal year is $22,136,077.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee’s alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On February 23, 2016, a certificateholder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “CIBC18 Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “CIBC18 Servicers”). The suit was filed derivatively on behalf of the CIBC18 Trust. The action was brought in connection with the CIBC18 Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the CIBC18 Trust and sold to an assignee of the CIBC18 Trust’s directing certificateholder, pursuant to an exercise of the fair value option set forth in the pooling and servicing agreement governing the CIBC18 Trust. There can be no assurances as to the outcome of the action or the possible impact of the litigation on the CIBC18 Servicers. Both CIBC18 Servicers deny liability, believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the CIBC18 Trust, and have contested the claims asserted against them, filing a motion to dismiss the case. On November 28, 2016, the motion to dismiss was granted. The plaintiff certificateholder filed an appeal, and the appeal is pending. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

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

Currently U.S. Bank is a defendant in multiple actions alleging individual or class action claims against the trustee with respect to multiple trusts as described above. Previously, U.S. Bank disclosed that the most substantial case was: BlackRock Balanced Capital Portfolio et al v. U.S. Bank National Association, No. 605204/2015 (N.Y. Sup. Ct.) (class action alleging claims with respect to approximately 770 trusts) and its companion case BlackRock Core Bond Portfolio et al v. U.S Bank National Association, No. 14-cv-9401 (S.D.N.Y.) (collectively, the “BlackRock cases”). U.S. Bank has entered into a settlement agreement that will resolve the BlackRock cases following approval of the dismissals by the applicable court. Some of the trusts implicated in the aforementioned Blackrock cases, as well as other trusts, are involved in actions brought by separate groups of plaintiffs related to no more than 100 trusts per case.

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

The reports on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as desribed below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”. The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer (from 4/13/18 to 12/31/18)
33.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/18 to 4/12/18)
33.6 Situs Holdings, LLC, as Operating Advisor
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 33.5)
33.8 Berkadia Commercial Mortgage LLC, as Primary Servicer

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 KeyBank National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer (from 4/13/18 to 12/31/18)
34.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/18 to 4/12/18)
34.6 Situs Holdings, LLC, as Operating Advisor
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 34.5)
34.8 Berkadia Commercial Mortgage LLC, as Primary Servicer

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 KeyBank National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer (from 4/13/18 to 12/31/18)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (from 1/1/18 to 4/12/18)
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (see Exhibit 35.5)
35.7 Berkadia Commercial Mortgage LLC, as Primary Servicer

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

Date: March 29, 2019