Form 10-K/A
period 2018-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2019-10-30
CIK 1552327

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

Not Applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”), is to (i) file a revised assessment of compliance with the servicing criteria for asset-backed securities with respect to Rialto Capital Advisors, LLC (replacing the document previously filed as Exhibit 33.4 to the Original Form 10-K) and (ii) replace the attestation report of NDNB Assurance LLP on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities with the attestation report of Deloitte & Touche LLP, dated October 18, 2019, on Rialto Capital Advisors, LLC’s assessment of compliance with the servicing criteria for asset-backed securities (replacing the document previously filed as Exhibit 34.4 to the Original Form 10-K). No other changes have been made to the Original Form 10-K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 27, 2012, on November 30, 2018, Rialto Capital Advisors, LLC (“RCA”), the special servicer under the MSBAM 2012-C5 pooling and servicing agreement, was acquired by investment funds managed by Stone Point Capital LLC, in partnership with the management team of RCA’s affiliates. Situs Holdings, LLC, the trust advisor under the MSBAM 2012-C5 pooling and servicing agreement, is a wholly owned subsidiary of an affiliated entity of Stone Point Capital LLC.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The reports on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

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

33.4 Rialto Capital Advisors, LLC, as Special Servicer (from 4/13/18 to 12/31/18)

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.4 Rialto Capital Advisors, LLC, as Special Servicer (from 4/13/18 to 12/31/18)

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

Date: October 30, 2019