Form 10-K
period 2019-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2020-03-26
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Not Applicable.

EXPLANATORY NOTES

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

●	The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

●	The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. While the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans. Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

●	KeyBank National Association is the current master servicer under the MSBAM 2012-C5 pooling and servicing agreement. Bank of America, National Association’s rights and obligations as master servicer under the MSBAM 2012-C5 pooling and servicing agreement were assigned to a predecessor of KeyBank National Association in June 2013.

●	Rialto Capital Advisors, LLC is the current special servicer under the MSBAM 2012-C5 pooling and servicing agreement. In April 2018, Midland Loan Services, a Division of PNC Bank, National Association was replaced as special servicer under the MSBAM 2012-C5 pooling and servicing agreement and was succeeded by Rialto Capital Advisors, LLC.
●	Park Bridge Lender Services LLC is the current operating advisor under the MSBAM 2012-C5 pooling and servicing agreement. In December 2019, Situs Holdings, LLC resigned as operating advisor under the MSBAM 2012-C5 pooling and servicing agreement and was succeeded by Park Bridge Lender Services LLC.

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

Item 14. Principal Accounting Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Legg Mason Tower loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2019 fiscal year is $22,891,306.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue. On May 6, 2019, the court entered an order approving the settlement agreement. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement. With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default. Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously. However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans. This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.). The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(5) filing dated July 27, 2012, on November 30, 2018, Rialto Capital Advisors, LLC ("RCA"), the special servicer under the MSBAM 2012-C5 pooling and servicing agreement, was acquired by investment funds managed by Stone Point Capital LLC, in partnership with the management team of RCA's affiliates. Situs Holdings, LLC, the operating advisor under the MSBAM 2012-C5 pooling and servicing agreement until its resignation on December 27, 2019, is a wholly owned subsidiary of an affiliated entity of Stone Point Capital LLC.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian
33.3 KeyBank National Association, as Master Servicer
33.4 Rialto Capital Advisors, LLC, as Special Servicer
33.5 Park Bridge Lender Services LLC, as Operating Advisor (from 12/27/19 to 12/31/19)
33.6 Situs Holdings, LLC, as Operating Advisor (from 1/1/19 to 12/26/19)
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

34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 KeyBank National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor (from 12/27/19 to 12/31/19)
34.6 Situs Holdings, LLC, as Operating Advisor (from 1/1/19 to 12/26/19)
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
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

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

Morgan Stanley Capital I Inc.
(Depositor)

	By:	/s/ Jane Lam
Jane Lam, Director and President (senior officer in charge of securitization of the depositor)

Date: March 26, 2020