Form 10-K
period 2021-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2012-C5
filed 2022-03-28
CIK 1552327

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

●	KeyBank National Association, as master servicer, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association, and Berkadia Commercial Mortgage LLC, in each case as a sub-servicer in respect of the entire mortgage pool for the reporting period.

●	On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.5, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under the pooling and servicing agreement.

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

Item 14. Principal Accountant Fees and Services.

Omitted.

PURSUANT TO GENERAL INSTRUCTION J(2) THE FOLLOWING SUBSTITUTE INFORMATION IS BEING PROVIDED IN THIS REPORT ON FORM 10-K

Item 1112(b) of Regulation AB, Significant Obligors Financial Information.

The mortgaged property securing the Legg Mason Tower loan constitutes a significant obligor within the meaning of 1101(k)(2) of Regulation AB. The most recent (unaudited) net operating income of the significant obligor for the 2021 fiscal year is $21,660,691.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs’ claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated. On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases. On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans, which remains pending.

U.S. Bank denies liability in the NCMSLT Action and believes it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs and that it has meritorious defenses. It has contested and intends to continue contesting the plaintiffs’ claims vigorously.

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

33.1 U.S. Bank National Association, as Certificate Administrator
33.2 Wells Fargo Bank, National Association, as Custodian 33.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
33.4 KeyBank National Association, as Master Servicer
33.5 Rialto Capital Advisors, LLC, as Special Servicer
33.6 Park Bridge Lender Services LLC, as Operating Advisor
33.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
33.8 Berkadia Commercial Mortgage LLC, as Primary Servicer

34	Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 U.S. Bank National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian 34.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
34.4 KeyBank National Association, as Master Servicer
34.5 Rialto Capital Advisors, LLC, as Special Servicer
34.6 Park Bridge Lender Services LLC, as Operating Advisor
34.7 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer
34.8 Berkadia Commercial Mortgage LLC, as Primary Servicer

35	Servicer compliance statements.

35.1 U.S. Bank National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian 35.3 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian
35.4 KeyBank National Association, as Master Servicer
35.5 Rialto Capital Advisors, LLC, as Special Servicer
35.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

99.1	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.2	Mortgage Loan Purchase Agreement, dated as of July 13, 2012, between Morgan Stanley Capital I Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.3	Primary Servicing Agreement, dated as of July 1, 2012, between Bank of America, National Association, as master servicer, and Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on October 18, 2012 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.4	Subservicing Agreement dated and effective as of June 24, 2013 by and between Keycorp Real Estate Capital Markets, Inc. and Berkadia Commercial Mortgage LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 28, 2013 under SEC File No. 333-167764-03 and incorporated by reference herein).

99.5	Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-167764-03 and incorporated by reference herein).

b) See Item (a) above.

c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.
(Depositor)

By:	/s/ Jane Lam
Jane Lam, President (senior officer in charge of securitization of the depositor)

Date: March 28, 2022